Form 10-K
period 2008-12-31
Structured Asset Securities CORP Mortgage Loan Trust 2007-BC4
filed 2009-03-27
CIK 1421732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
Structured Asset Securities Corporation Mortgage Loan Trust 2007-BC4
Delaware
(I.R.S. Employer Identification No.)
74-2448058
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, New York
745 Seventh Avenue
(Zip Code)
10019
(212) 526-7000
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2008
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company"
in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Documents incorporated by reference:
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ N o ]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Structured Asset Securities Corporation
Lehman Brothers Holdings Inc.
333-139693-21
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement;
and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not applicable.
Smaller reporting company [ ]
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 9A(T). Controls and Procedures.
Item 9B. Other Information.
None.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Not Applicable.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
On September 15, 2008, Lehman Brothers Holdings Inc. (the Sponsor and the Seller) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (In re
Lehman Brothers Holdings Inc., 08-13555, U.S. Bankruptcy Court, Southern District of New York (Manhattan)). Aurora
Loan Services LLC (a Servicer and the Master Servicer) is a wholly-owned subsidiary of Lehman Brothers Bank, FSB, which is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. Aurora Loan Services LLC is not subject to the
Lehman Brothers Holdings Inc. bankruptcy proceedings, nor is it subject of any type of insolvency proceeding.
On February 9, 2009, Structured Asset Securities Corporation (the Depositor) filed a voluntary petition for relief under
Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (In re
Structured Asset Securities Corporation, 09-10558, U.S. Bankruptcy Court, Southern District of New York (Manhattan)).
On January 9, 2009, BNC Mortgage LLC (the Originator) filed a voluntary petition for relief under Chapter 11 of the U.S.
Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (In re BNC Mortgage LLC, 09-
10137, U.S. Bankruptcy Court, Southern District of New York (Manhattan)).
On January 26, 2009, the Office of Thrift Supervision (the "OTS") issued a Cease and Desist Order No. NE-09-02. On
February 4, 2009, the OTS issued a Prompt Corrective Action Directive, Order No. NE-09-03 (together with the Cease and Desist Order, the "Enforcement Actions") notifying Lehman Brothers Bank, FSB (the "Bank") that it was "significantly undercapitalized". The Enforcement Actions required, among other matters, the submission to the OTS of an acceptable capital restoration plan, a strategic plan, and a liquidity management plan, and contained other regulatory directives, including but not limited to a prohibition of any new commercial loan commitments, as well as restrictions on transactions with affiliates, brokered deposits, asset growth, capital distributions, and contractual arrangements involving compensation. On February 11, 2009, Lehman Brothers Holdings Inc. filed a motion with the Bankruptcy Court requesting approval to provide additional capital to the Bank. On February 17, 2009, the Bankruptcy Court granted such approval, and on February 27, the Bank entered into an agreement with Lehman Brothers Holdings Inc. to provide such additional capital. Aurora Loan Services LLC (a Servicer and the Master Servicer) is a wholly-owned subsidiary of the Bank and, as such, could be indirectly impacted by such proceedings.
None.
None.
Credit Suisse International provides a Swap Agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the Swap Agreement is less than 10%.
Item 1115(b) of Regulation AB.
Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-k.
Bank of America:
Reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports are attached hereto under Item 15.
The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National
Association ("Bank of America"), as successor by merger to LaSalle Bank National Association, and attached to this
Report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:
1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.
In this transaction, Bank of America served as custodian. Please note that this additional disclosure does not relate to
Bank of America's custodial Servicing Criteria under Item 1122.
Chase Home Finance LLC:
The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Chase Home Finance LLC, and attached to this Report on Form 10-K describes in Exhibit B thereto the following material instance of noncompliance related to investor reporting:
1122(d)(4)(vii): Loss mitigation or recovery actions (eg, forbearance plans, modifications and deeds in lieu of
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
Certain Derivatives Instruments (Financial Information).
ADDITIONAL ITEMS PURSUANT TO GENERAL INSTRUCTION J
Servicer Compliance Statement.
Item 1123 of Regulation AB.
foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
Deutsche Bank National Trust:
The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Deutsche Bank National Trust
Company and Deutsche Bank Trust Company Americas (collectively the "Company"), and attached to this Report on
Form 10-K describes thereto the following material instance of noncompliance related to investor reporting:
1122(d)(1)(i), policies and procedures were not instituted to monitor certain events of default in that notification of the event of default was not provided to the certificateholders within the timeframe required by the transaction agreements.
In this transaction, the Company served as custodian. Please note that this additional disclosure does not relate to the
Company's custodial Servicing Criteria under Item 1122.
Servicer Compliance statements are attached hereto under Item 15.
b) Exhibits identified in paragraph (a) above.
Item 15. Exhibits, Financial Statement Schedules.
c) Not Applicable.
PART IV
a) Exhibits
Trust Agreement, dated as of December 1, 2007, among Structured Asset Securities Corporation, as
Depositor, Aurora Loan Services LLC, as Master Servicer, Clayton Fixed Income Services Inc., as
Credit Risk Manager, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the
Commission on January 28, 2008, Commission File Number 333-139693-21, CIK number 0001421732).
Incorporated by reference as Exhibit 4.
Exhibit 4
Exhibit 10
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statements.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) Bank of America, National Association, as successor by
merger to LaSalle Bank National Association, as Custodian
d) Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
e) Clayton Fixed Income Services Inc., as Credit Risk Manager
f) Deutsche Bank National Trust Company, as Custodian
g) JP Morgan Chase Bank, N.A., as Servicer
h) Newport Management Corporation, as Sub-Contractor for Aurora Loan Services LLC
i) The Bank of New York Mellon Trust Company, as Custodian
j) U.S. Bank National Association, as Trustee and Custodian
k) Wells Fargo Bank, N.A., as Custodian
l) Westlake Settlement Services, LLC, as Sub-Contractor for Aurora Loan Services LLC
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) Bank of America, National Association, as successor by
merger to LaSalle Bank National Association, as Custodian
d) Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
e) Clayton Fixed Income Services Inc., as Credit Risk Manager
f) Deutsche Bank National Trust Company, as Custodian
g) JP Morgan Chase Bank, N.A., as Servicer
h) Newport Management Corporation, as Sub-Contractor for Aurora Loan Services LLC
i) The Bank of New York Mellon Trust Company, as Custodian
j) U.S. Bank National Association, as Trustee and Custodian
k) Wells Fargo Bank, N.A., as Custodian
l) Westlake Settlement Services, LLC, as Sub-Contractor for Aurora Loan Services LLC
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
d) JP Morgan Chase Bank, N.A., as Servicer
SIGNATURES
March 27, 2009
/s/ E. Todd Whittemore
E. Todd Whittemore
Executive Vice President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Aurora Loan Services LLC, as Master Servicer
Structured Asset Securities Corporation Mortgage Loan Trust 2007-BC4
(Senior Officer in charge of the servicing function of Aurora Loan Services LLC, in its capacity as master servicer)
Title:
By (Signature and Title):
Name:
Date
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Trust Agreement, dated as of December 1, 2007, among Structured Asset Securities Corporation, as
Depositor, Aurora Loan Services LLC, as Master Servicer, Clayton Fixed Income Services Inc., as Credit Risk
Manager, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 28, 2008,
Commission File Number 333-139693-21, CIK number 0001421732).
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statement.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
Incorporated by reference as Exhibit 4.
Exhibit 4
Exhibit 10
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) Bank of America, National Association, as successor by
merger to LaSalle Bank National Association, as Custodian
d) Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
e) Clayton Fixed Income Services Inc., as Credit Risk Manager
f) Deutsche Bank National Trust Company, as Custodian
g) JP Morgan Chase Bank, N.A., as Servicer
h) Newport Management Corporation, as Sub-Contractor for Aurora Loan Services LLC
i) The Bank of New York Mellon Trust Company, as Custodian
j) U.S. Bank National Association, as Trustee and Custodian
k) Wells Fargo Bank, N.A., as Custodian
l) Westlake Settlement Services, LLC, as Sub-Contractor for Aurora Loan Services LLC
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) Bank of America, National Association, as successor by
merger to LaSalle Bank National Association, as Custodian
d) Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
e) Clayton Fixed Income Services Inc., as Credit Risk Manager
f) Deutsche Bank National Trust Company, as Custodian
g) JP Morgan Chase Bank, N.A., as Servicer
h) Newport Management Corporation, as Sub-Contractor for Aurora Loan Services LLC
i) The Bank of New York Mellon Trust Company, as Custodian
j) U.S. Bank National Association, as Trustee and Custodian
k) Wells Fargo Bank, N.A., as Custodian
l) Westlake Settlement Services, LLC, as Sub-Contractor for Aurora Loan Services LLC
a) Aurora Loan Services LLC, as Master Servicer
b) Aurora Loan Services LLC, as Servicer
c) Chase Home Finance LLC, as Subservicer for JPMorgan Chase Bank, N.A.
d) JP Morgan Chase Bank, N.A., as Servicer