Form 10-K/A
period 2008-12-31
Structured Asset Securities CORP Mortgage Loan Trust 2007-BC4
filed 2009-03-27
CIK 1421732

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K/A
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
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
Not Applicable.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.)
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
Item 1115(b) of Regulation AB.
Information required by Item 1119 has been omitted from this annual report on Form 10-K/A because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K/A.
Bank of America:
Reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports are attached hereto under Item 15.
The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National
Association ("Bank of America"), as successor by merger to LaSalle Bank National Association, and attached to this
Report on Form 10-K/A describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:
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
Chase Home Finance LLC:
The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Chase Home Finance LLC, and attached to this Report on Form 10-K/A describes in Exhibit B thereto the following material instance of noncompliance related to investor reporting:
1122(d)(4)(vii): Loss mitigation or recovery actions (eg, forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

Certain instances were identified where foreclosure referrals and foreclosure sales were held outside of investor and agency timeline standards primarily due to volume increases, moratoriums and natural disasters.
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
Certain Derivatives Instruments (Financial Information).
ADDITIONAL ITEMS PURSUANT TO GENERAL INSTRUCTION J
Servicer Compliance Statement.
Item 1123 of Regulation AB.
Deutsche Bank National Trust:
The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Deutsche Bank National Trust
Company and Deutsche Bank Trust Company Americas (collectively the "Company"), and attached to this Report on
Form 10-K/A describes thereto the following material instance of noncompliance related to investor reporting:
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